Form 10QSB
period 2007-06-30
Freedom 7, Inc.
filed 2007-08-01
CIK 1368290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from _______________

Commission File No. 000-52112

Freedom 7, Inc.
(Name of Small Business Issuer in its charter)

Delaware	20-5153574
(State or other jurisdiction of	(I.R.S. employer
incorporation or formation)	identification number)

The Galleria
2 Bridge Avenue
Red Bank, New Jersey 07701
(Address of principal executive offices) (Zip Code)

Issuer’s telephone number:	(732) 530-9007
Issuer’s facsimile number:	(732) 530-9008

N/A
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of August 1, 2007: 100,000 shares of common stock, par value $0.0001 per share.

PART I
Item 1 - Financial Statements

FREEDOM 7, INC.
A DEVELOPMENT STAGE COMPANY
BALANCE SHEETS
June 30, 2007 and December 31, 2006

	6/30/2007	12/31/2006
	Unaudited
Assets
Prepaid expenses	$500	$1,500
Total assets	$500	$1,500

LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities
Accounts payable	$-	$5,060
Total liabilities	-	5,060

Commitment and contingencies	-	-

Stockholder's equity (deficit)
Preferred stock, $.0001 par value, authorized 10,000,000 shares, none issued	-	-
Common stock, $.0001 par value, authorized 100,000,000 shares 100,000 issued and outstanding	10	10
Additional paid-in capital	7,925	2,665
Deficit accumulated during the development stage	(7,435)	(6,235)

Total stockholder's equity (deficit)	500	(3,560)

Total liabilities and stockholder's equity (deficit)	$500	$1,500

The financial information presented herein has been prepared by management without audit by independent certified public accountants

See accompanying notes

FREEDOM 7, INC.
A DEVELOPMENT STAGE COMPANY
STATEMENTS OF OPERATIONS

	For the six months ended June 30, 2007	For the period June 27, 2006 (Inception) to June 30, 2006	For the period June 27, 2006 (Inception) to December 31, 2006	For the period June 27, 2006 (Inception) to June 30, 2007
	Unaudited			Unaudited

Net sales	$-	$-	$-	$-

Cost of sales	-	-	-	-

Gross profit	-	-	-	-

General and administrative expenses	1,200	2,100	6,235	7,435

Net loss	$(1,200)	$(2,100)	$(6,235)	$(7,435)

Weighted average number of common shares outstanding (basic and fully diluted)	100,000	100,000	100,000	100,000

Basic and diluted (loss) per common share	$(0.012)	$(0.021)	$(0.062)	$(0.074)

The financial information presented herein has been prepared by management without audit by independent certified public accountants

See accompanying notes

FREEDOM 7, INC.
A DEVELOPMENT STAGE COMPANY
STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY (DEFICIT)
For the period June 27, 2006 (Inception) to June 30, 2007
Unaudited

				Deficit
				Accumulated
			Additional	During the	Stockholder's
	Common Stock		Paid-In	Development	Equity
	Shares	Amount	Capital	Stage	(Deficit)

Balance - June 27, 2006 (Inception)	-	$-	$-	$-	$-

Issuance of common shares	100,000	10	2,090	-	2,100

Capital contributions - shareholder	-	-	575	-	575

Net (loss)	-	-	-	(6,235)	(6,235)

Balance, December 31, 2006	100,000	$10	$2,665	$(6,235)	$(3,560)

Capital contributions - shareholder	-	-	5,260	-	5,260

Net (loss)	-	-	-	(1,200)	(1,200)

Balance, June 30, 2007	100,000	$10	$7,925	$(7,435)	$500

The financial information presented herein has been prepared by management without audit by independent certified public accountants

See accompanying notes

FREEDOM 7, INC.
A DEVELOPMENT STAGE COMPANY
STATEMENTS OF CASH FLOWS

	For the six months ended June 30, 2007	For the period June 27, 2006 (Inception) to June 30, 2006	For the period June 27, 2006 (Inception) to December 31, 2006	For the period June 27, 2006 (Inception) to June 30, 2007
	Unaudited			Unaudited

Cash flows from operating activities
Net (loss)	$(1,200)	$(2,100)	$(6,235)	$(7,435)

Adjustments to reconcile net (loss) to net cash used in operating activities:
(Increase) decrease in prepaid expenses	1,000	-	(1,500)	(500)
Increase (decrease) in accounts payable	(5,060)	-	5,060	-

Net cash (used in) operating activities	(5,260)	(2,100)	(2,675)	(7,935)

Cash flows from financing activities
Proceeds from issuance of common stock	-	2,100	2,100	2,100
Proceeds from additional capital contributions	5,260	-	575	5,835

Net cash provided by financing activities	5,260	2,100	2,675	7,935

Net increase in cash and cash equivalents	-	-	-	-
Cash - beginning of period	-	-	-	-
Cash - end of period	$-	$-	$-	$-

Supplemental disclosure of cash flow information:
Taxes paid	$-	$-	$-	$-
Interest paid	$-	$-	$-	$-

The financial information presented herein has been prepared by management without audit by independent certified public accountants.

See accompanying notes

FREEDOM 7, INC.
A DEVELOPMENT STAGE COMPANY
NOTES TO FINANCIAL STATEMENTS
June 30, 2007

NOTE 1 - Organization and Significant Accounting Policies

Nature of Operations

Freedom 7, Inc. (“the Company”) was incorporated in the State of Delaware on June 27, 2006 and is currently in its development stage.

On July 7, 2006, the Company filed a Registration Statement on Form 10SB to have its common stock, par value $0.0001 registered under Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In accordance with the provisions of the Exchange Act such Registration Statement became effective on September 5, 2006

As a blank check company, the Company’s business is to pursue a business combination through acquisition, or merger with, an existing company. As of the date of the financial statements, the Company has not identified a possible business combination. As a result, the Company has not conducted negotiations or entered into a letter of intent concerning any target business. No assurances can be given that the Company will be successful in locating or negotiating with any target company.

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
June 30, 2007

b.	Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. For the period June 27, 2006 (inception) through June 30, 2007, the Company did not maintain a bank account.

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
June 30, 2007

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

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations Plan of Operation

The Company is continuing its efforts to locate a merger candidate for the purpose of a merger. It is possible that the Company will not be successful in locating such a merger candidate and/or consummating any such merger. In the event the Company cannot effect a non-cash acquisition, the Company may have to raise funds from a private offering of its securities under Rule 506 of Regulation D. There is no assurance the Company would obtain any such equity funding.

Results of Operation

From June 27, 2006 (Inception) through June 30, 2007, the Company did not realize any operating income.

From June 27, 2006 (Inception) through June 30, 2007, the Company incurred $7,435 costs consisting of accounting and SEC filing fees.

Liquidity and Capital Resources

As of June 30, 2007, the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending the acquisition of an operating company.

Management anticipates seeking out a target company through solicitation. Such solicitation may include newspaper or magazine advertisements, mailings and other distributions to law firms, accounting firms, investment bankers, financial advisors and similar persons, the use of one or more internet websites and similar methods. No estimate can be made as to the number of persons who will be contacted or solicited. Management may engage in such solicitation directly or may employ one or more other entities to conduct or assist in such solicitation. Management and its affiliates will pay referral fees to consultants and others who refer target businesses for mergers into public companies in which management and its affiliates have an interest. Payments are made if a business combination occurs, and may consist of cash or a portion of the stock in the Company retained by management and its affiliates, or both.

The Company and/or shareholders will supervise the search for target companies as potential candidates for a business combination. The Company and/or shareholders may pay as their own expenses related to any costs incurred in supervising the search for a target company. The Company and/or shareholders may enter into agreements with other consultants to assist in locating a target company and may share stock received by it or cash resulting from the sale of its securities with such other consultants.

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

As of June 30, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective.

Changes in internal controls.

There have been no changes in our internal controls or in other factors that could significantly affect these controls and procedures during the quarter ended June 30, 2007.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is currently not a party to any pending legal proceedings and no such action by or to the best of its knowledge, against the Company has been threatened.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On June 27, 2006, the Company issued 100,000 shares of common stock for total consideration of $2,100 to the sole shareholder of the Company under the exemption from registration afforded the Company under Section 4(2) of the Securities Act of 1933, as amended. .

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending June 30, 2007, covered by this report to a vote of the Company’s shareholders, through the solicitation of proxies or otherwise.

Item 5. Other Information.

None

Item 6. Exhibits.

Exhibit Index

*3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on June 27, 2006.

*3.2	By-Laws

31.1	Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

* Filed as an exhibit to the Company’s Registration Statement on Form 10-SB (File No. 000-52116) as filed with the Securities and Exchange Commission on July 7, 2006, and incorporated herein by this reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Dated: August 1, 2007

FREEDOM 7, INC.

By: /s/ Virginia K. Sourlis
President
(Principal Executive Officer)
(Principal Financial Officer)