Form 10-Q
period 2008-06-30
Freedom 7, Inc.
filed 2008-07-31
CIK 1368290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Copies to:
The Sourlis Law Firm
Virginia K. Sourlis, Esq.
The Galleria
2 Bridge Avenue
Red Bank, New Jersey 07701
(732) 530-9007
www.SourlisLaw.com

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” "non-accelerated filer" and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☒ Yes    ☐ No

FREEDOM 7, INC.
A DEVELOPMENT STAGE COMPANY
INDEX
June 30, 2008

PART I – FINANCIAL STATEMENTS

Item 1. Financial Statements

FREEDOM 7, INC.
A DEVELOPMENT STAGE COMPANY
BALANCE SHEETS
June 30, 2008 and December 31, 2007

	6/30/2008	12/31/2007
	Unaudited	Audited

Assets	$-	$-

Total assets	-	-

LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities
Accounts payable	750	3,500
Note payable, demand	-	-

Total liabilities	750	3,500

Commitment and contingencies	-	-

Stockholder's equity (deficit)
Preferred stock, $.0001 par value, authorized 10,000,000 shares, none issued	-	-
Common stock, $.0001 par value, authorized 100,000,000 shares 100,000 issued and outstanding	10	10
Additional paid-in capital	12,675	8,425
Deficit accumulated during the development stage	(13,435)	(11,935)

Total stockholder's equity (deficit)	(750)	(3,500)

Total liabilities and stockholder's equity (deficit)	$-	$-

The financial information presented herein has been prepared by management without audit by independent certified public accountants

See accompanying notes

FREEDOM 7, INC.
A DEVELOPMENT STAGE COMPANY
STATEMENTS OF OPERATIONS

	For the three months ended June 30, 2008	For the three months ended June 30, 2007	For the six months ended June 30, 2008	For the six months ended June 30, 2007	For the period June 27, 2006 (Inception) to June 30, 2008
	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited

Net sales	$-	$-	$-	$-	$-

Cost of sales	-	-	-	-	-

Gross profit	-	-	-	-	-

General and administrative expenses	750	700	1,500	1,200	13,435

Net loss	$(750)	$(700)	$(1,500)	$(1,200)	$(13,435)

Weighted average number of common shares outstanding (basic and fully diluted)	100,000	100,000	100,000	100,000	100,000

Basic and diluted (loss) per common share	$(0.008)	$(0.007)	$(0.015)	$(0.012)	$(0.134)

The financial information presented herein has been prepared by management without audit by independent certified public accountants

See accompanying notes

FREEDOM 7, INC.
A DEVELOPMENT STAGE COMPANY
STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY (DEFICIT)
For the period June 27, 2006 (Inception) to June 30, 2008
Unaudited

				Deficit
				Accumulated
			Additional	During the	Stockholder's
	Common Stock		Paid-In	Development	Equity
	Shares	Amount	Capital	Stage	(Deficit)

Balance - June 27, 2006 (Inception)	-	$-	$-	$-	$-

Issuance of common shares	100,000	10	2,090	-	2,100

Capital contributions - shareholder	-	-	575	-	575

Net (loss)	-	-	-	(6,235)	(6,235)

Balance, December 31, 2006	100,000	$10	$2,665	$(6,235)	$(3,560)

Capital contributions - shareholder	-	-	5,760	-	5,760

Net (loss)	-	-	-	(5,700)	(5,700)

Balance, December 31, 2007	100,000	$10	$8,425	$(11,935)	$(3,500)

Capital contributions - shareholder	-	-	4,250	-	4,250

Net loss	-	-	-	(1,500)	(1,500)

Balance, June 30, 2008	100,000	$10	$12,675	$(13,435)	$(750)

The financial information presented herein has been prepared by management without audit by independent certified public accountants

See accompanying notes

FREEDOM 7, INC.
A DEVELOPMENT STAGE COMPANY
STATEMENTS OF CASH FLOWS

	For the three months ended June 30, 2008	For the three months ended June 30, 2007	For the six months ended June 30, 2008	For the six months ended June 30, 2007
	Unaudited	Unaudited	Unaudited	Unaudited
Cash flows from operating activities
Net (loss)	$(750)	$(700)	$(1,500)	$(1,200)

Adjustments to reconcile net (loss) to net cash used in operating activities:
(Increase) decrease in prepaid expenses	-	-	-	1,000
Increase (decrease) in accounts payable	-	(3,060)	(2,750)	(5,060)

Net cash (used in) operating activities	(750)	(3,760)	(4,250)	(5,260)

Cash flows from financing activities
Proceeds from issuance of common stock	-	-	-	-
Proceeds from additional capital contributions	750	3,760	4,250	5,260

Net cash provided by financing activities	750	3,760	4,250	5,260

Net increase in cash and cash equivalents	-	-	-	-

Cash - beginning of period	-	-	-	-

Cash - end of period	$-	$-	$-	$-

Supplemental disclosure of cash flow information:
Taxes paid	-	-	-	-
Interest paid	-	-	-	-

The financial information presented herein has been prepared by management without audit by independent certified public accountants.

See accompanying notes

FREEDOM 7, INC.

A Development Stage Company
NOTES TO UNAUDITED FINANCIAL STATEMENTS
June 30, 2008

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

b.
Cash and Cash Equivalents - For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. For the period June 27, 2006 (inception) through June 30, 2008, the Company did not maintain any bank accounts.

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
June 30, 2008

NOTE 7	INTERIM FINANCIAL STATEMENTS

The accompanying interim financial statements of the Company as of June 30, 2008, the three and six months ended June 30, 2007 and for the period June 27, 2006 (formation) through June 30, 2008 have been prepared in accordance with accounting principles generally accepted for interim unaudited financial statement presentation and in accordance with the instructions to Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statement presentation. In the opinion of management, all adjustments for a fair statement of the results of operations and financial position for the interim period presented have been included.

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

NOTE 9	SUBSEQUENT EVENT

As previously reported in a Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on July 21, 2008, the Company filed an amendment (the “Amendment”) to the Company’s Certificate of Incorporation with the Secretary of State of the State of Delaware thereby effectuating a forward stock split of 20-to-1, effective 12:01 a.m. on July 21, 2008 (the “Forward Split”).

Prior to the Forward Split, there were 100,000 shares of the Company’s common stock, par value $0.0001 per share, issued and outstanding.  Upon the effectiveness of the Forward Split and currently, there are 2,000,000 shares of the Company’s common stock issued and outstanding.  The Company did not amend the par value of the Company’s common stock.

The total number of shares of capital stock which the Company has authority to issue remained unchanged. The Company is authorized to issue one hundred ten million (110,000,000) shares of capital stock, one hundred million (100,000,000) shares of which are designated as common stock and ten million (10,000,000) shares of which designated as preferred stock, $0.0001 par value, in one or more classes with voting powers, full or limited, or no voting powers, and such designations, preferences, limitations or restrictions as the Board of Directors of the Company may determine, from time to time.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS; PLAN OF OPERATION

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

Since our inception on June 27, 2006, our purpose has been to effect a business combination with an operating business which we believe has significant growth potential. We are currently considered to be a “blank check” company in as much as we have no specific business plans, no operations, revenues or employees. We currently have no definitive agreements or understanding with any prospective business combination candidates and have not targeted any business for investigation and evaluation nor are there any assurances that we will find a suitable business with which to combine. The implementation of our business objectives is wholly contingent upon a business combination and/or the successful sale of securities in the company.

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

Results of Operations

General. The Company has not conducted any active operations since inception, except for its efforts to locate a suitable acquisition or merger transaction. No revenue has been generated by the Company during such period, and it is unlikely the Company will have any revenues unless it is able to effect an acquisition of or merger with another operating company, of which there can be no assurance.

Revenues. For the three and six month periods ended June 30, 2008, and June 30, 2007, and for the period from June 27, 2006 (date of formation) to June 30, 2008, the Company had no activities that produced revenues from operations.

Net Loss. For the three month periods ended June 30, 2008 and 2007, the Company had a net loss of $750 and $700, respectively. For the six month periods ended June 30, 2008 and 2007, the Company had a net loss of $1,500 and $1,200, respectively. From the Company’s date of formation (June 27, 2006) to June 30, 2008, the Company had a net loss of $13,435. These losses were mostly due to legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s Registration Statement on Form 10-SB filed on July 7, 2006 and annual and quarterly reports filed since the effectiveness of such registration statement.

Liabilities. At June 30, 2008, the Company had $750 in liabilities, consisting of Accounts Payable. The Accounts Payable consists of legal and accounting fees accrued for the preparation and filing the Registration Statement on Form 10-SB filed on July 7, 2006 and annual and quarterly reports filed since the effectiveness of such registration statement.

General and Administrative Expenses. For the three month periods ended June 30, 2008 and 2007, the Company had general and administrative expenses of $750 and $700, respectively. For the six month periods ended June 30, 2008 and 2007, the Company had general and administrative expenses of $1,500 and $1,200, respectively. From the Company’s date of formation (June 27, 2006) to June 30, 2008, the Company had general and administrative expenses of $13,435. These expenses were due to legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s Registration Statement on Form 10-SB filed on July 7, 2006 and annual and quarterly reports filed since the effectiveness of such registration statement.

Liquidity and Capital Resources

At June 30, 2008 and December 31, 2007, the Company had no assets. The Company’s current liabilities as of June 30, 2008 and December 31, 2007 totaled $750 and $3,500, respectively, comprised of accounts payable.

The following is a summary of the Company's cash flows from operating, investing, and financing activities:

For the three and six months ended June 30, 2008 and 2007

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Cash Used in Operating activities	$750	$3,760	$4,250	$5,260
Investing activities	$0	$0	$0	$0
Cash Provided from Financing activities	$750	$3,760	$4,250	$5,260

Net effect on cash	$0	$0	$0	$0

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

At June 30, 2008, the Company had no capital resources and primarily relies upon the issuance of common stock and additional capital contributions from its sole shareholder to fund administrative expenses pending acquisition of an operating company.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 3. QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

N/A

ITEM 4. CONTROLS AND PROCEDURES.

 Disclosure Controls and Procedures

Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), such as this quarterly report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Internal controls are procedures that are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized, recorded and reported; and (2) our assets are safeguarded against unauthorized or improper use, to permit the preparation of our consolidated financial statements in conformity with United States generally accepted accounting principles.

Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2008, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were sufficiently effective to ensure that the information required to be disclosed by us in this Report was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-Q.

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

ITEM 1A. RISK FACTORS.

N/A.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted during the quarter covered by this report, ending June 30, 2008, to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

ITEM 5. OTHER INFORMATION.

SUBSEQUENT EVENT

As previously reported in a Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on July 21, 2008, the Company filed an amendment (the “Amendment”) to the Company’s Certificate of Incorporation with the Secretary of State of the State of Delaware thereby effectuating a forward stock split of 20-to-1, effective 12:01 a.m. on July 21, 2008 (the “Forward Split”).

Prior to the Forward Split, there were 100,000 shares of the Company’s common stock, par value $0.0001 per share, issued and outstanding.  Upon the effectiveness of the Forward Split and currently, there are 2,000,000 shares of the Company’s common stock issued and outstanding.  The Company did not amend the par value of the Company’s common stock.

The total number of shares of capital stock which the Company has authority to issue remained unchanged. The Company is authorized to issue one hundred ten million (110,000,000) shares of capital stock, one hundred million (100,000,000) shares of which are designated as common stock and ten million (10,000,000) shares of which designated as preferred stock, $0.0001 par value, in one or more classes with voting powers, full or limited, or no voting powers, and such designations, preferences, limitations or restrictions as the Board of Directors of the Company may determine, from time to time.

ITEM 6. EXHIBITS.

Exhibit No.:	Description:
31.1	Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: July 31, 2008

Freedom 7, Inc.

By:	/s/ Virginia K. Sourlis
Virginia K. Sourlis
Chief Executive Officer, President
And Chief Financial Officer
(Principal Executive Officer)
(Principal Financial Officer)