Form 10KSB/A
period 2007-12-31
Freedom 7, Inc.
filed 2008-09-08
CIK 1368290

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
(Amendment No. 2)

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

_________________
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

As of September 8, 2008, there were 2,000,000 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:
None

EXPLANATORY NOTE

          This Amendment No. 2 on Form 10-KSB/A to the Annual Report on Form 10-KSB for the year ended December 31, 2007 of the Registrant which was filed with the Securities Exchange Commission on March 6, 2008 (the “Original Filing”) is being filed to amend or include certain disclosure contained in Item 8A(T). Controls and Procedures. On July 23, 2008, the Registrant filed Amendment No. 1 to the Original Filing.

          As a result of this Amendment No. 2, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, as filed as exhibits to the Original Filing have been re-executed and re-filed as of the date of this Amendment No. 2 on Form 10-KSB/A.

          Except for the amended disclosure contained herein, this Form 10-KSB/A does not modify or update other disclosures in, or exhibits to, the Original Filing and Amendment No. 1which are incorporated by reference herein.

PART II

ITEM 8A(T). CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Management has considered whether its omission to provide its report on internal control over financial reporting in the previously filed Form 10-KSB impacted its previous conclusion regarding the effectiveness of its disclosure controls and procedures as of the fiscal year ended December 31, 2007.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Due to the fact that the Registrant did not include a Management’s Report on Internal Control over Financial Reporting for the fiscal year ended December 31, 2007, Management’s revised conclusion is that the Registrant’s disclosure controls and disclosure procedures are not effective as of the fiscal year ended December 31, 2007.

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

FREEDOM 7, INC.

Dated: September 8, 2008	By:	/s/ Virginia K. Sourlis
Virginia K. Sourlis President (Principal Executive Officer) (Principal Financial Officer)