Form 10-Q
period 2009-03-31
Freedom 7, Inc.
filed 2009-05-06
CIK 1368290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009
OR
☐	TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________________ to ___________________________

Commission file number: 000-52112

FREEDOM 7, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-5153574
(State of Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

2 Bridge Avenue Red Bank, New Jersey 07701	07701
(Address of Principal Executive Offices)	(Zip Code)

(732) 530-9007

(Registrant’s Telephone Number, Including Area Code)

N/A

 (Former Name, Former Address and Former Fiscal Year, If Changed Since Last Report)

Copies to:
The Sourlis Law Firm
Virginia K. Sourlis, Esq.
The Galleria
2 Bridge Avenue
Red Bank, New Jersey 07701
(732) 530-9007
www.SourlisLaw.com

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” "non-accelerated filer" and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of May 6, 2009, there were 2,114,000 shares of common stock outstanding and no shares of preferred stock outstanding.

FREEDOM 7, INC.
A DEVELOPMENT STAGE COMPANY
INDEX
March 31, 2009

TABLE OF CONTENTS

PART I

Item 1. Financial Statements.

FREEDOM 7, INC.
A DEVELOPMENT STAGE COMPANY
BALANCE SHEETS

	3/31/2009	12/31/2008
	Unaudited	Audited
Assets
Investment, at cost	$11	$11
Prepaid expenses	-	-

Total assets	$11	$11

LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities
Accounts payable	750	1,750

Total liabilities	750	1,750

Commitment and contingencies	-	-

Stockholder's equity (deficit)
Preferred stock, $.0001 par value,
authorized 10,000,000 shares, none issued	-	-
Common stock, $.0001 par value, authorized 100,000,000 shares:
2,114,000 issued and outstanding	211	211
Additional paid-in capital	15,735	13,985
Deficit accumulated during the development stage	(16,685)	(15,935)

Total stockholder's equity (deficit)	(739)	(1,739)

Total liabilities and stockholder's equity (deficit)	$11	$11

The financial information presented herein has been prepared by management without audit by independent certified public accountants

See accompanying notes

FREEDOM 7, INC.
A DEVELOPMENT STAGE COMPANY
STATEMENTS OF OPERATIONS

			For the period
	For the three	For the three	June 27, 2006
	months ended	months ended	(Inception) to
	March 31, 2009	March 31, 2008	March 31, 2009
		*	*
	Unaudited	Unaudited	Unaudited

Net sales	$-	$-	$-

Cost of sales	-	-	-

Gross profit	-	-	-

Operating expenses
General and administrative expenses	750	750	16,685

Loss form operations	750	750	16,685

Provision for income taxes	-	-	-

Net loss	$(750)	$(750)	$(16,685)

Weighted average number of
common shares outstanding
(basic and fully diluted)	2,114,000	2,114,000	2,114,000

Basic and diluted (loss) per common share	$(0.000)	$(0.000)	$(0.008)

* restated for comparative purposes (effect of stock split)

The financial information presented herein has been prepared by management without audit by independent certified public accountants

See accompanying notes

FREEDOM 7, INC.
A DEVELOPMENT STAGE COMPANY
STATEMENTS OF CASH FLOWS

			For the period
	For the three	For the three	June 27, 2006
	months ended	months ended	(Inception) to
	March 31, 2009	March 31, 2008	March 31, 2009

	Unaudited	Unaudited	Unaudited
Cash flows from operating activities
Net (loss)	$(750)	$(750)	$(16,685)

Adjustments to reconcile net (loss) to net
cash used in operating activities:
(Increase) decrease in prepaid expenses	-	-	-
Increase (decrease) in accounts payable	(1,000)	(2,750)	750

Net cash (used in) operating activities	(1,750)	(3,500)	(15,935)

Cash flows from investing activities
Purchase of investment	$-	-	(11)

Net cash used in investing activities	-	-	(11)

Cash flows from financing activities
Proceeds from issuance of common stock	-	-	2,100
Proceeds from additional capital contributions	1,750	3,500	13,846

Net cash provided by financing activities	1,750	3,500	15,946

Net increase in cash and cash equivalents	-	-	-

Cash - beginning of period	-	-	-

Cash - end of period	$-	$-	$-

Supplemental disclosure of cash flow information:
Taxes paid	$-	$-	$-
Interest paid	$-	$-	$-

The financial information presented herein has been prepared by management without audit by independent certified public accountants

See accompanying notes

FREEDOM 7, INC.
A Development Stage Company
NOTES TO UNAUDITED FINANCIAL STATEMENTS
March 31, 2009

NOTE 1.	DEVELOPMENT STAGE COMPANY

Freedom 7, Inc. (“the Company”) was incorporated in the State of Delaware on June 27, 2006 and is currently in its development stage.

On July 7, 2006, the Company filed a Registration Statement on Form 10SB to have its common stock, par value $0.0001, registered under Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In accordance with the provisions of the Exchange Act such Registration Statement became effective on September 5, 2006.

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

b.
Cash and Cash Equivalents - For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. For the period June 27, 2006 (inception) through March 31, 2009, the Company did not maintain any bank accounts.

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

On January 22, 2009, the Company petitioned the Securities and Exchange Commission (“SEC”) to withdraw its registration statement on Form S-1. The Registrant had been advised by the Selling Stockholders named in the Registration Statement that a public offering at that time under current market conditions would not be in its best interests. The Registration Statement was never declared effective and no securities have been distributed, issued or sold pursuant to the Registration Statement or the prospectus contained therein.

NOTE 5.	RELATED PARTY TRANSACTIONS

The Company utilizes the office space and equipment of sole shareholder, at no cost. Management estimates such amounts to be immaterial.

NOTE 6.	INCOME TAXES

The Company has approximately $6,674 in gross deferred tax assets at March 31, 2009, resulting from net operating loss carry forwards. A valuation allowance has been recorded to fully offset these deferred tax assets because the future realization of the related income tax benefits is uncertain. Accordingly, the net provision for income taxes is zero for the period June 27, 2006 (inception) to March 31, 2009. At March 31, 2009, the Company has federal net operating loss carry forwards of approximately $16,685 available to offset future taxable income through 2027.

For the period June 27, 2006 (inception) to March 31, 2009, the difference between the tax provision at the statutory federal income tax rate and the tax provision attributable to loss before income taxes is as follows (in percentages):

Statutory federal income tax rate	-34%
State taxes - net of federal benefits	-5%
Valuation allowance	39%
Income tax rate - net	0%

NOTE 7.	INTERIM FINANCIAL STATEMENTS

The accompanying interim unaudited financial statements of the Company are as of March 31, 2009; the three months ended March 31, 2009 and 2008 and for the period June 27, 2006 (inception) through March 31, 2009 have been prepared in accordance with accounting principles generally accepted for interim unaudited financial statement presentation and in accordance with the instructions to Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statement presentation. In the opinion of management, all adjustments for a fair statement of the results of operations and financial position for the interim period presented have been included.

All such adjustments are of a normal recurring nature. This financial information should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Form 10-K as of December 31, 2008, and for the period June 27, 2006 (inception) to December 31, 2008.

NOTE 8.	GOING CONCERN

The Company’s accompanying interim unaudited financial statements have been presented on the basis that it is a going concern in the development stage, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

As of the date of these financial statements, the Company has made no efforts to identify a possible business combination.

The Company’s shareholder shall fund the Company’s activities while the Company takes steps to locate and negotiate with a business entity through acquisition, or merger with, an existing company; however, there can be no assurance these activities will be successful.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Report contains statements that we believe are, or may be considered to be, “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Report regarding the prospects of our industry or our prospects, plans, financial position or business strategy, may constitute forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking words such as “may,” “will,” “expect,” “intend,” “estimate,” “foresee,” “project,” “anticipate,” “believe,” “plans,” “forecasts,” “continue” or “could” or the negatives of these terms or variations of them or similar terms. Furthermore, such forward-looking statements may be included in various filings that we make with the SEC or press releases or oral statements made by or with the approval of one of our authorized executive officers. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that these expectations will prove to be correct. These forward-looking statements are subject to certain known and unknown risks and uncertainties, as well as assumptions that could cause actual results to differ materially from those reflected in these forward-looking statements. Readers are cautioned not to place undue reliance on any forward-looking statements contained herein, which reflect management’s opinions only as of the date hereof. Except as required by law, we undertake no obligation to revise or publicly release the results of any revision to any forward-looking statements. You are advised, however, to consult any additional disclosures we make in our reports to the SEC. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained in this Report.

Plan of Operation; Going Concern

The Company has not realized any revenues from operations since inception, and its plan of operation for the next twelve months is to locate a suitable acquisition or merger candidate and consummate a business combination. There is substantial doubt that we will continue as a going concern. The Company may need additional cash advances from its stockholder or loans from other parties to pay for operating expenses until the Company consummates a merger or business combination with a privately-held operating company. Although it is currently anticipated that the Company can satisfy its cash requirements with additional cash advances or loans from other parties, if needed, for at least the next twelve months, the Company can provide no assurance that it can continue to satisfy its cash requirements for such period.

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

Filing of Registration Statement and Subsequent Withdrawal

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

On January 22, 2009, the Company petitioned the Securities and Exchange Commission (“SEC”) to withdraw its registration statement on Form S-1. The Registrant had been advised by the Selling Stockholders named in the Registration Statement that a public offering at that time under current market conditions would not be in its best interests. The Registration Statement was never declared effective and no securities have been distributed, issued or sold pursuant to the Registration Statement or the prospectus contained therein.

Results of Operations

Comparison of Three Months Ended March 31, 2009 to March 31, 2008

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

Assets. At March 31, 2009, the Company had $11 in assets.

Liabilities. At March 31, 2009, the Company had $750 in total liabilities. At December 31, 2008, the Company had total liabilities of $1,750. Total liabilities consisted of Accounts Payable. The Accounts Payable consists of legal and accounting fees accrued for the preparation and filing the Registration Statement on Form 10-SB filed on June 19, 2006 and annual and quarterly reports filed since the effectiveness of such registration statement.

Revenues. For the three month period ended March 31, 2009 and March 31, 2008 and for the period from June 27, 2006 (Inception) to March 31, 2009, the Company had no activities that produced revenues from operations.

Net Loss. For the three month period ended March 31, 2009 and March 31, 2008, the Company had a net loss of $750 and $750, respectively. From the Company’s date of inception (June 27, 2006) to March 31, 2009, the Company had net losses of $16,685. These losses were mostly due to legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s Registration Statement on Form 10-SB filed on June 19, 2006 and annual and quarterly reports filed since the effectiveness of such registration statement.

General and Administrative Expenses. For the three months ended March 31, 2009 and March 31, 2008, the Company had general and administrative expenses of $750 and $750, respectively. From the Company’s date of inception (June 27, 2006) to March 31, 2009, the Company had general and administrative expenses of $16,685. These expenses were due to legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s Registration Statement on Form 10-SB filed on June 19, 2006 and annual and quarterly reports filed since the effectiveness of such registration statement.

Liquidity and Capital Resources

At March 31, 2009, the Company had $11 in total assets. At December 31, 2008, the Company had $11 in total assets. The Company’s current liabilities at March 31, 2009 and at December 31, 2008, totaled $750 and $1,750, respectively, comprised of accounts payable.

The following is a summary of the Company's cash flows from operating, investing, and financing activities:

For the Three Months Ended March 31, 2009 and
The Period from (June 27, 2006) Date of Inception to March 31, 2009

			June 27, 2006
	For the Three Months Ended		Date of Inception to
	March 31,	March 31,	March 31,
	2009	2008	2009
Cash Used in Operating Activities	(1,750)	(3,500)	(15,935)
Investing activities	-	-	(11)
Cash Provided from Financing Activities	1,750	3,500	15,946
Net Effect on Cash	-	-	-

The Company has no assets and has generated no revenues since inception. The Company is also dependent upon the receipt of capital investment or other financing to fund its ongoing operations and to execute its business plan of seeking a combination with a private operating company. If continued funding and capital resources are unavailable at reasonable terms, the Company may not be able to implement its plan of operations.

At March 31, 2009, the Company had no capital resources to fund administrative expenses pending acquisition of an operating company. The Company has not realized any revenues from operations since inception, and its plan of operation for the next twelve months is to locate a suitable acquisition or merger candidate and consummate a business combination. There is substantial doubt that we will continue as a going concern. The Company may need additional cash advances from its stockholder or loans from other parties to pay for operating expenses until the Company consummates a merger or business combination with a privately-held operating company. Although it is currently anticipated that the Company can satisfy its cash requirements with additional cash advances or loans from other parties, if needed, for at least the next twelve months, the Company can provide no assurance that it can continue to satisfy its cash requirements for such period.

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

The Company’s shareholder shall fund the Company’s activities while the Company takes steps to locate and negotiate with a business entity through acquisition, or merger with, an existing company; however, there can be no assurance these activities will be successful. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

N/A.

Item 4T. Controls and Procedures.

Evaluation of Controls and Procedures.

In accordance with Exchange Act Rules 13a-15 and 15d-15, our management is required to perform an evaluation under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period.

Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2009, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in this Report was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-Q.

Our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures had the following deficiency:

●
We were unable to maintain any segregation of duties within our business operations due to our reliance on a single individual fulfilling the role of sole officer and director. While this control deficiency did not result in any audit adjustments to our 2007 through 2009 interim or annual financial statements, it could have resulted in a material misstatement that might have been prevented or detected by a segregation of duties. Accordingly we have determined that this control deficiency constitutes a material weakness.

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

Changes in Internal Controls.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is currently not a party to any pending legal proceedings and no such action by or to the best of its knowledge, against the Company has been threatened.

Item 1A. Risk Factors.

N/A.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None

Item 6. Exhibits.

Exhibit No.	Description

*3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on June 27, 2006.

*3.2	Bylaws

31.1
Certification by Virginia K. Sourlis, the Principal Executive Officer and Principal Financial Officer of Freedom 7, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1
Certification by Virginia K. Sourlis, the Principal Executive Officer and Principal Financial Officer of Freedom 7, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed as an exhibit to the Company’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on July 7, 2006, and incorporated herein by this reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 6, 2009

Freedom 7, Inc.

	By:	/s/ VIRGINIA K. SOURLIS
Virginia K. Sourlis
President
(Principal Executive Officer)
(Principal Financial Officer)